Form 10-K/A
period 1997-12-31
DELTA FUNDING HOME EQUITY LN TR 1997-1 HOME EQUITY SE 1997-1
filed 1998-10-13
CIK 1044216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1997

                         Commission file number:  333-3418

                             DELTA FUNDING CORPORATION
           (as Seller and Servicer under the Pooling and Servicing
          Agreement, dated as of February 28, 1997, providing for the issuance of Home Equity Loan Asset-Backed Certificates,
                                  Series 1997-1).

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

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1997 was: 21

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

     As of December 31, 1997, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     Bank of New York (The)
     Cecile Lamarco
     925 Patterson Plank Rd.
     Secaucas, NJ 07094
     Series 1997-1
     Class A-1
     $30,000,000
     35.8%

     Chase Manhattan Bank/Chemical
     Maria Rail
     4 New York Plaza
     Proxy Department 13th Floor
     New York, NY 10004
     Series 1997-1
     $53,000,000
     Class A-1
     63.3%

     Boston Safe Deposit and Trust Company
     Constance Holloway
     c/o Mellon Bank N.A.
     Three Mellon Bank Center, Room 153-3015
     Pittsburgh, PA 15259
     Series 1997-1
     Class A-2
     $9,084,000
     16.7%

     PNC Bank, N.A./Pittsburgh
     Barbara Skwarcha
     One PNC Plaza, 9th Floor
     249 5th Avenue
     Pittsburgh, PA 15222-7707
     Series 1997-1
     Class A-2
     $45,183,000
     83.2%

     Bank of New York (The)
     Cecile Lamarco
     925 Patterson Plank Rd.
     Secaucas, NJ 07094
     Series 1997-1
     Class A-3
     $4,000,000
     28.4%

     SSB - Custodian
     Joseph J. Callahan
     Global Corp Action Dept JAB5W
     P.P. Box 1631
     Boston, MA 02105-1631
     Series 1997-1
     Class A-3
     $9,884,000
     70.1%

     Bankers Trust Company
     John Lasher
     c/o BT Services Tennessee Inc.
     648 Grassmere Park Drive
     Nashville, TN 37211
     Series 1997-1
     Class A-4
     $10,374,000
     100%

     Chase Manhattan Bank
     Orma Trim Supervisor
     4 New York Plaza
     13th Floor
     New York, NY 10004
     Series 1997-1
     Class A-5
     $6,966,000
     58.2%

     Morgan Stanley & Co. Incorporated
     Launa McAfee
     One Pierrepont Plaza, 7th Floor
     Brooklyn, NY 11202
     Series 1997-1
     Class A-5
     $5,000,000
     41.7%

     Bank of New York (The)
     Cecile Lamarco
     925 Patterson Plank Rd.
     Secaucas, NJ 07094
     Series 1997-1
     Class A-6
     $2,320,000
     9.8%

     Chase Manhattan Bank
     Orma Trim Supervisor
     4 New York Plaza
     13th Floor
     New York, NY 10004
     Series 1997-1
     $2,310,000
     Class A-6
     9.7%

     Chase Manhattan Bank, Trust
     Orma Trim Supervisor
     4 New York Plaza
     13th Floor
     New York, NY 10004
     Series 1997-1
     Class A-6
     $1,270,000
     5.3%

     Citibank, N.A
     Marta Hoosian
     P.O. 30576
     Tampa, FL 33630-3576
     Series 1997-1
     Class A-6
     $4,170,000
     17.6%

     Morgan Stanley & Co. Incorporated
     Launa McAfee
     One Pierrepont Plaza, 7th Floor
     Brooklyn, NY 11202
     Series 1997-1
     Class A-6
     $11,570,000
     49.0%

     Bankers Trust Company
     John Lasher
     c/o BT Services Tennessee Inc.
     648 Grassmere Park Drive
     Nashville, TN 37211
     Series 1997-1
     Class A-7
     $37,000,000
     100%


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

     Date:  October 13, 1998


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